Form 10-Q
period 2007-03-31
Lehman Brothers Holdings E-Capital LLC I; Lehman Brothers Holdings E-Capital Trust I
filed 2007-05-14
CIK 1341853, 1341854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file numbers 333-129195-01 and 333-129195-02

Lehman Brothers Holdings E-Capital Trust I	Delaware	20-3646452
Lehman Brothers Holdings E-Capital LLC I	Delaware	20-3646427
(Exact Name of Registrant as	(State or Other Jurisdiction of	(I.R.S. Employer
Specified in its Charter)	Incorporation or	Identification Number)
Organization)

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

As of May 14, 2007, there was one Trust common security outstanding of Lehman Brothers Holdings E-Capital Trust I and one LLC common security outstanding of Lehman Brothers Holdings E-Capital LLC I and no voting securities of the Registrants were held by non-affiliates of the Registrants.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

Contents

Page
Number

Available Information	2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements—(unaudited)

Lehman Brothers Holdings E-Capital Trust I

Consolidated Statement of Financial Condition at March 31, 2007 and December 31, 2006	3

Consolidated Statement of Income for the quarters ended March 31, 2007 and 2006	4

Consolidated Statement of Cash Flows for the quarters ended March 31, 2007 and 2006	5

Notes to the Consolidated Financial Statements	6

Lehman Brothers Holdings E-Capital LLC I

Statement of Financial Condition at March 31, 2007 and December 31, 2006	9

Statement of Income for the quarters ended March 31, 2007 and 2006	10

Statement of Cash Flows for the quarters ended March 31, 2007 and 2006	11

Notes to the Financial Statements	12

Item 2. Management’s Narrative Analysis of Results of Operations	14

Item 4. Controls and Procedures	17

Part II. OTHER INFORMATION

Item 1A. Risk Factors	18

Item 6. Exhibits	18

Signatures	20

Exhibit Index	21

Exhibits

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

These documents are also available in print without charge to any person who requests them by writing or telephoning:

Lehman Brothers Holdings Inc.
Office of the Corporate Secretary
1301 Avenue of the Americas
5th Floor
New York, New York 10019, U.S.A.
1-212-526-0858

“ECAPS” is a registered trademark of Lehman Brothers Holdings Inc.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
Consolidated Statement of Financial Condition
(Unaudited)

In thousands, except per share data	March 31, 2007	December 31, 2006
Assets
Cash	$3	$3
Investment in LBHI junior subordinated debt	300,001	300,001
Commercial paper	17,029	16,810
Interest receivable	2,047	2,154
Total assets	$319,080	$318,968

Liabilities and Stockholder’s Equity
Trust preferred securities (ECAPS®)	$300,000	$300,000
Interest payable	2,047	2,154
Total liabilities	302,047	302,154

Minority interest in consolidated subsidiary	17,032	16,813

Stockholder’s Equity
Trust common security
1 security authorized, issued and outstanding;
$1,000 liquidation amount	1	1
Total stockholder’s equity	1	1
Total liabilities, minority interest and stockholder’s equity	$319,080	$318,968

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
Consolidated Statement of Income
(Unaudited)

	Quarter ended	Quarter ended
In thousands	March 31, 2007	March 31, 2006

Interest income	$4,830	$4,153
Interest expense	4,611	3,993
Minority interest expense	219	160
Total expenses	4,830	4,153
Net income	$—	$—

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
Consolidated Statement of Cash flows
(Unaudited)

	Quarter ended	Quarter ended
In thousands	March 31, 2007	March 31, 2006
Cash Flows From Operating Activities

Net income	$—	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of interest income	(219)	(160)
Minority interest expense	219	160
Net change in:
Interest receivable	107	(45)
Interest payable	(107)	45
Net cash provided by (used in) operating activities	—	—

Cash Flows From Investing Activities
Maturity of commercial paper	—	16,114
Purchase of commercial paper	—	(16,114)
Net cash provided by (used in) investing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	3	—
Cash and cash equivalents, end of period	$3	$—
Supplemental Disclosure of Cash Flow Information (in thousands):
Interest paid totaled $4,718 and $3,948 for the quarters ended March 31, 2007 and 2006, respectively.

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

2.              Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates that affect reported amounts. As such, actual results could differ from those estimates.

These consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to the quarterly report on Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  These Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto of the Trust and Financial Statements and the notes thereto of the LLC included in the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”).

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

5.              Related Parties

On February 20, 2007 and February 21, 2006, the Trust received its scheduled interest payments on the LLC Preferred Securities at annual rate of 6.16% (approximately $4.72 million in the aggregate) and 5.15% (approximately $3.95 million in the aggregate), respectively, and paid the same amount on the Trust Preferred Securities.

In addition, LBHI has guaranteed certain payments as described in Note 3.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I
Statement of Financial Condition
(Unaudited)

In thousands, except share data	March 31, 2007	December 31, 2006
Assets
Cash	$3	$3
Investment in LBHI junior subordinated debt	300,001	300,001
Commercial paper	17,029	16,810
Interest receivable	2,047	2,154
Total assets	$319,080	$318,968

Liabilities and Member’s Capital
LLC preferred securities	$300,001	$300,001
Interest payable	2,047	2,154
Total liabilities	302,048	302,155

Member’s Capital
Contributed capital	15,790	15,790
Retained earnings	1,242	1,023
Total member’s capital	17,032	16,813
Total liabilities and member’s capital	$319,080	$318,968

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I
Statement of Income
(Unaudited)

	Quarter ended	Quarter ended
In thousands	March 31, 2007	March 31, 2006
Interest income	$4,830	$4,153
Interest expense	4,611	3,993
Net income	$219	$160

See Notes to Financial Statements.

 LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I
Statement of Cash Flows
(Unaudited)

	Quarter ended	Quarter ended
In thousands	March 31, 2007	March 31, 2006
Cash Flows From Operating Activities
Net income	$219	$160

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of interest income Net change in:	(219)	(160)
Interest receivable	107	(45)
Interest payable	(107)	45
Net cash provided by (used in) operating activities	—	—

Cash Flows From Investing Activities
Maturity of commercial paper	—	16,114
Purchase of commercial paper	—	(16,114)
Net cash provided by (used in) investing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	3	—
Cash and cash equivalents, end of period	$3	$—
Supplemental Disclosure of Cash Flow Information (in thousands):
Interest paid totaled $4,718 and $3,948 for the quarters ended March 31, 2007 and 2006, respectively.

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Notes to the Financial Statements

(Unaudited)

1.                                      Organization and Purpose

Lehman Brothers Holdings E-Capital LLC I (the “LLC”) is a limited liability company formed under the Delaware Limited Liability Company Act, as amended, pursuant to the filing of a certificate of formation with the Secretary of State on August 16, 2005 and the execution of a limited liability company agreement dated as of August 19, 2005. Lehman Brothers Holdings Inc. (“LBHI”) is the sole managing member of the LLC. Upon the issuance of the LLC preferred securities to Lehman Brothers Holdings E-Capital Trust I (the “Trust”), which securities represent preferred interests in the LLC (the “LLC Preferred Securities”); the Trust became the sole non-managing member of the LLC. Contemporaneous with the issuance of the LLC Preferred Securities, LBHI as managing member contributed capital to the LLC in an amount equal to 5% of the total initial capital of the LLC for its purchase of the common securities of the LLC (the “LLC Common Securities”). The LLC exists for the sole purpose of (i) issuing its interests, (ii) investing the proceeds thereof in LBHI junior subordinated debt (“Affiliate Debt Instruments”) and certain U.S. government obligations and commercial paper of entities not affiliated with LBHI and its subsidiaries (the “Eligible Debt Securities”), and (iii) engaging in only those other activities necessary or incidental thereto.

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

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates that affect reported amounts. As such, actual results could differ from those estimates.

These financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to the quarterly report on Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto of the Trust and the Financial Statements and the notes thereto of the LLC included in the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”).

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

5.                                      Related Parties

On February 20, 2007 and February 21, 2006, the LLC received its scheduled interest payments on the Company Debenture at annual rates of 6.16% (approximately $4.72 million in the aggregate) and 5.15% (approximately $3.95 million in the aggregate), respectively, and paid the same amount on the LLC Preferred Securities to the Trust.

In addition, LBHI has guaranteed certain payments as described in Note 3.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

PART 1 - FINANCIAL INFORMATION

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

LBHI has irrevocably guaranteed, on a subordinated basis, the payment in full of (i) any accumulated and unpaid distributions on the trust preferred securities to the extent of funds of the Trust available therefor, (ii) the amount payable upon redemption of the trust preferred securities to the extent of funds of the Trust available therefor and (iii) the liquidation amount of the trust preferred securities to the extent of the assets of the Trust available for distribution to holders of trust preferred securities. LBHI has also irrevocably guaranteed on a subordinated basis, the payment in full of (i) any accumulated and unpaid distributions on the LLC preferred securities to the extent they become payable after giving effect to any permitted deferrals and to the extent of funds of the LLC available therefor, (ii) the amount payable upon redemption of the LLC preferred securities to the extent of funds of the LLC available therefor and (iii) the liquidation preference of the LLC preferred securities to the extent of the assets of the LLC available for distribution to holders of LLC preferred securities. LBHI will fully and unconditionally guarantee, on a subordinated basis, payments in respect of any Affiliate Debt Instruments not issued by LBHI (the “Investment Guarantees”). These financial statements should be read in conjunction with Lehman Brothers Holdings Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2007.

In accordance with the guidance under FIN 46(R), the Trust consolidates the LLC.

Holders of the trust preferred securities receive distributions of their pro rata portion of any cash payments received by the Trust on the LLC preferred securities. Distributions on the LLC preferred securities accumulate from August 19, 2005, the date of original issuance of the LLC preferred securities, and are payable quarterly in arrears on each February 19, May 19, August 19 and November 19 (or the next succeeding business day if not a business day), commencing November 21, 2005, at an annual rate of 3-month LIBOR for the related distribution period plus a margin equal to 0.78% until August 19, 2010 and at an annual rate of 3-month LIBOR plus a margin equal to 1.78% from August 19, 2010 until August 19, 2035, and thereafter as described in the Prospectus dated May 16, 2006. The LLC is entitled to receive interest payments on the Company Debenture on the same dates and in the same amounts until its maturity on August 19, 2035. Distributions on the LLC common securities accumulate at an annual rate of 3-month LIBOR for each distribution period plus a margin equal to 2.78% until August 19, 2010 and thereafter at an annual rate of 3-month LIBOR plus a margin equal to 3.78%.

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

A more complete description of the terms of the trust preferred securities, LLC preferred securities, the Company Debenture and the guarantees of LBHI is contained under the captions “Description of the Trust Preferred Securities,” “Description of the Trust Guarantee,” “Description of the LLC Preferred Securities,” “Description of the LLC Guarantee,” “Description of the LLC Investments” and “Relationship among the Trust Preferred Securities, the LLC Preferred Securities, the Affiliate Debt Instruments and the Guarantees” in the Prospectus dated May 16, 2006 and is incorporated herein by reference.

Results of Operations and Changes in Cash Flow for the Quarters Ended March 31, 2007 and 2006

The Trust earned revenues of approximately $4.83 million in interest income on the Company Debenture and Eligible Debt Securities held by the LLC for the quarter ended March 31, 2007, compared to $4.15 million for the quarter ended March 31, 2006. The Trust had approximately $4.61 million in interest expense on the trust preferred securities and approximately $219,000 in minority interest expense related to the LLC common securities held by LBHI for the quarter ended March 31, 2007, compared to $3.99 million in interest expense on the trust preferred securities and approximately $160,000 in minority interest expense related to the LLC common securities held by LBHI during the quarter ended March 31, 2006. Therefore, the Trust had no net income for the quarters ended March 31, 2007 or March 31, 2006.

The LLC earned revenues of approximately $4.83 million in interest income on the Company Debenture and Eligible Debt Securities for the quarter ended March 31, 2007, compared to $4.15 million during the quarter ended March 31, 2006. The LLC had approximately $4.61 million in interest expense on the LLC preferred securities for the quarter ended March 31, 2007, compared to $3.99 million during the quarter ended March 31, 2006. Therefore, the LLC had net income of approximately $219,000 for the quarter ended March 31, 2007, and $160,000 for the quarter ended March 31, 2006, representing the return on LBHI’s investment in the LLC common securities.

On February 20, 2007 and February 21, 2006, the LLC received its scheduled interest payments on the Company Debenture at annual rates of 6.16% (approximately $4.72 million in the aggregate) and 5.15% (approximately $3.95 million in the aggregate), respectively, and paid the same amounts on the LLC preferred securities to the Trust. The holders of the 300,000 trust preferred securities were paid the required quarterly cash distribution at those rates (or $15.73 and $13.16 per trust preferred security on February 20, 2007 and February 21, 2006, respectively). From February 20, 2007 through March 31, 2007, additional interest of $2.00 million was accrued on the Company Debenture at an annual rate of 6.14%. For the quarter ended March 31, 2007, approximately $219,000 of income was earned on the Eligible Debt Securities, compared to $160,000 for the quarter ended March 31, 2006.

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

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

PART I—FINANCIAL INFORMATION

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

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

PART II—OTHER INFORMATION

ITEM 1A. Risk Factors

The risk factors applicable to the Registrants are set forth under the caption “Risk Factors” in the Form 10-K and are incorporated herein by reference.  There are no material changes from the risk factors set forth therein.

ITEM 6. Exhibits

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

3.01

Certificate of Formation of Lehman Brothers Holdings E-Capital LLC I (incorporated by reference to Exhibit 4.05 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

3.02

Limited Liability Company Agreement of Lehman Brothers Holdings E-Capital LLC I, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.06 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

3.03

Amendment No. 1, dated as of May 3, 2006, to Limited Liability Company Agreement of Lehman Brothers Holdings E-Capital LLC I, dated August 19, 2005 (incorporated by reference to Exhibit 4.07 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on May 10, 2006)

3.04

Certificate of Trust of Lehman Brothers Holdings E-Capital Trust I (incorporated by reference to Exhibit 4.07 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

3.05

Declaration of Trust of Lehman Brothers Holdings E-Capital Trust I, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.08 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

4.01

LLC Guarantee Agreement, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.09 of the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/-02, filed on October 21, 2005)

4.02

Trust Guarantee Agreement, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.10 of the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/-02 filed on October 21, 2005)

4.03

Forms of global certificate of trust preferred security (included Exhibit 3.05 above) (incorporated by reference to Exhibit 4.11 of the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/-02, filed on October 21, 2005)

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

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Date: May 14, 2007	By:	/s/ Edward S. Grieb
Regular Trustee

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Date: May 14, 2007	By: Lehman Brothers Holdings Inc., as Managing Member

	By:	/s/ Edward S. Grieb
Financial Controller

EXHIBIT INDEX

Exhibit No.	Exhibit

12.01	Computation of Ratios of Earnings to Fixed Charges

31.01	Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02	Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.01	Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002