Form 10-Q
period 2007-06-30
Lehman Brothers Holdings E-Capital LLC I; Lehman Brothers Holdings E-Capital Trust I
filed 2007-08-14
CIK 1341853, 1341854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 14, 2007, there was one Trust common security outstanding of Lehman Brothers Holdings E-Capital Trust I and one LLC common security outstanding of Lehman Brothers Holdings E-Capital LLC I and no voting securities of the Registrants were held by non-affiliates of the Registrants.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

Contents

Page Number
Available Information	2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements—(unaudited)

Lehman Brothers Holdings E-Capital Trust I

Consolidated Statement of Financial Condition at June 30, 2007 and December 31, 2006	3

Consolidated Statement of Income— Three and Six months ended June 30, 2007 and 2006	4

Consolidated Statement of Cash Flows— Three and Six months ended June 30, 2007 and 2006	5

Notes to the Consolidated Financial Statements	6

Lehman Brothers Holdings E-Capital LLC I

Statement of Financial Condition at June 30, 2007 and December 31, 2006	9

Statement of Income— Three and Six Months ended June 30, 2007 and 2006	10

Statement of Cash Flows— Three and Six Months ended June 30, 2007 and 2006	11

Notes to the Financial Statements	12

Item 2. Management’s Narrative Analysis of Results of Operations	14

Item 4. Controls and Procedures	17

Part II. OTHER INFORMATION

Item 1A. Risk Factors	18

Item 6. Exhibits	18

Signatures	20

Exhibit Index	21

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

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
Consolidated Statement of Financial Condition
(Unaudited)

In thousands, except per share data	June 30, 2007	December 31, 2006
Assets
Cash	$3	$3
Investment in LBHI junior subordinated debt	300,001	300,001
Commercial paper	17,212	16,810
Interest receivable	2,098	2,154
Total assets	$319,314	$318,968

Liabilities and Stockholder’s Equity
Trust preferred securities (ECAPS®)	$300,000	$300,000
Interest payable	2,098	2,154
Total liabilities	302,098	302,154

Minority interest in consolidated subsidiary	17,215	16,813

Stockholder’s Equity
Trust common security
1 security authorized, issued and outstanding; $1,000 liquidation amount	1	1
Total stockholder’s equity	1	1
Total liabilities, minority interest and stockholder’s equity	$319,314	$318,968

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
Consolidated Statement of Income
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
In thousands	2007	2006	2007	2006

Interest income	$4,841	$4,553	$9,670	$8,706
Interest expense	4,656	4,353	9,268	8,346
Minority interest expense	185	200	402	360
Total expenses	4,841	4,553	9,670	8,706
Net income	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
Consolidated Statement of Cash flows
(Unaudited)

	Six Months Ended June 30,
In thousands	2007	2006
Cash Flows From Operating Activities

Net income	$—	$—
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Accretion of interest income	(402)	(360)
Minority interest expense	402	360
Net change in:
Interest receivable	56	(374)
Interest payable	(56)	374
Net cash provided by (used in) operating activities	—	—

Cash Flows From Investing Activities
Maturity of commercial paper	17,193	16,114
Purchase of commercial paper	(17,193)	(16,114)
Net cash provided by (used in) investing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	3	—
Cash and cash equivalents, end of period	$3	$—
Supplemental Disclosure of Cash Flow Information (in thousands):
Interest paid totaled $9,324 and $7,972 for the six months ended June 30, 2007 and 2006, respectively.

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

Generally, holders of the Trust Preferred Securities do not have any voting rights.

4.              Concentration of Credit Risk

The credit risk of the Trust principally relates to LBHI as issuer of the Company Debenture, and the possibility of LBHI’s non-performance in fulfilling its contractual obligations pursuant to this transaction.

5.              Related Parties

On February 20 and May 21, 2007, the Trust received its scheduled interest payments on the LLC Preferred Securities at annual rate of 6.16% (approximately $4.72 million in the aggregate) and 6.14% (approximately $4.61 million in the aggregate), respectively, and paid the same amount on the Trust Preferred Securities. Additionally and on February 21 and May 19, 2006, the Trust received its scheduled interest payments on the LLC Preferred Securities at annual rates of 5.15% (approximately $3.95 million in the aggregate) and 5.55% (approximately $4.02 million in the aggregate), respectively, and paid the same amount on the Trust Preferred Securities.

In addition, LBHI has guaranteed certain payments as described in Note 3.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I
Statement of Financial Condition
(Unaudited)

In thousands, except share data	June 30, 2007	December 31, 2006
Assets
Cash	$3	$3
Investment in LBHI junior subordinated debt	300,001	300,001
Commercial paper	17,212	16,810
Interest receivable	2,098	2,154
Total assets	$319,314	$318,968

Liabilities and Member’s Capital
LLC preferred securities	$300,001	$300,001
Interest payable	2,098	2,154
Total liabilities	302,099	302,155

Member’s Capital
Contributed capital	15,790	15,790
Retained earnings	1,425	1,023
Total member’s capital	17,215	16,813
Total liabilities and member’s capital	$319,314	$318,968

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I
Statement of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006
Interest income	$4,841	$4,553	$9,670	$8,706
Interest expense	4,656	4,353	9,268	8,346
Net income	$185	$200	$402	$360

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I
Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In thousands	2007	2006
Cash Flows From Operating Activities
Net income	$402	$360
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Accretion of interest income	(402)	(360)
Net change in:
Interest receivable	56	(374)
Interest payable	(56)	374
Net cash provided by (used in) operating activities	—	—

Cash Flows From Investing Activities
Maturity of commercial paper	17,193	16,114
Purchase of commercial paper	(17,193)	(16,114)
Net cash provided by (used in) investing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	3	—
Cash and cash equivalents, end of period	$3	$—
Supplemental Disclosure of Cash Flow Information (in thousands):
Interest paid totaled $9,324 and $7,972 for the quarters ended June 30, 2007 and 2006, respectively.

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

5.                                      Related Parties

On February 20, and May 21, 2007, the LLC received its scheduled interest payments on the Company Debenture at annual rates of 6.16% (approximately $4.72 million in the aggregate) and 6.14% (approximately $4.61 million in the aggregate), respectively, and paid the same amount on the LLC Preferred Securities to the Trust. Additionally and on February 21 and May 19, 2006, the LLC received its scheduled interest payments on the Company Debenture at annual rates of 5.15% (approximately $3.95 million in the aggregate) and 5.55% (approximately $4.02 million in the aggregate), respectively, and paid the same amount on the LLC Preferred Securities to the Trust.

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

LBHI has irrevocably guaranteed, on a subordinated basis, the payment in full of (i) any accumulated and unpaid distributions on the trust preferred securities to the extent of funds of the Trust available therefor, (ii) the amount payable upon redemption of the trust preferred securities to the extent of funds of the Trust available therefor and (iii) the liquidation amount of the trust preferred securities to the extent of the assets of the Trust available for distribution to holders of trust preferred securities. LBHI has also irrevocably guaranteed on a subordinated basis, the payment in full of (i) any accumulated and unpaid distributions on the LLC preferred securities to the extent they become payable after giving effect to any permitted deferrals and to the extent of funds of the LLC available therefor, (ii) the amount payable upon redemption of the LLC preferred securities to the extent of funds of the LLC available therefor and (iii) the liquidation preference of the LLC preferred securities to the extent of the assets of the LLC available for distribution to holders of LLC preferred securities. LBHI will fully and unconditionally guarantee, on a subordinated basis, payments in respect of any Affiliate Debt Instruments not issued by LBHI (the “Investment

Guarantees”). These financial statements should be read in conjunction with Lehman Brothers Holdings Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2007.

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

Results of Operations and Changes in Cash Flow for the Six Months Ended June 30, 2007 and 2006

The Trust earned revenues of approximately $9.67 million in interest income on the Company Debenture and Eligible Debt Securities held by the LLC for the six months ended June 30, 2007, compared to $8.71 million for the six months ended June 30, 2006. The Trust had approximately $9.27 million in interest expense on the trust preferred securities and approximately $402,000 in minority interest expense related to the LLC common securities held by LBHI for the six months ended June 30, 2007, compared to $8.35 million in interest expense on the trust preferred securities and approximately $360,000 in minority interest expense related to the LLC common securities held by LBHI during the six months ended June 30, 2006. Therefore, the Trust had no net income for the six months ended June 30, 2007 or June 30, 2006.

The LLC earned revenues of approximately $9.67 million in interest income on the Company Debenture and Eligible Debt Securities for the six months ended June 30, 2007, compared to $8.71 million during the six months ended June 30, 2006. The LLC had approximately $9.27 million in interest expense on the LLC preferred securities for the six months ended June 30, 2007, compared to $8.35 million during the six months ended June 30, 2006. Therefore, the LLC had net income of approximately $402,000 for the six months ended June 30, 2007, and $360,000 for the six months ended June 30, 2006, representing the return on LBHI’s investment in the LLC common securities.

The LLC receives its scheduled interest payments on the Company Debentures and pays the same amounts on the LLC preferred securities to the Trust. The holders of the 300,000 trust preferred securities are paid a required quarterly cash distribution. Those quarterly distributions were made on February 20, 2007 and May 21, 2007; and February 21, 2006 and May 19, 2006. The table below details the distribution amounts for the six months ended June 30, 2007 and 2006.

	2007		2006
	February 20,	May 21,	February 21,	May 19,
Payment (Amount in thousands)	$4,719	$4,605	$3,948	$4,024
Annualized rate	6.16%	6.14%	5.15%	5.55%
Distribution per trust preferred	$15.73	$15.35	$13.16	$13.41

From May 21, 2007 to June 30, 2007, interest of $2.10 million was accrued on the Company Debenture at an annual rate of 6.14%. From May 19, 2006 through June 30, 2006, additional interest of $2.13 million was accrued on the Company Debenture at an annual rate of 5.95%. For the six months ended June 30, 2007, approximately $402,000 of income was earned on the Eligible Debt Securities, compared to $360,000 for the six months ended June 30, 2006.

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

ITEM 6. Exhibits

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

3.01

Certificate of Formation of Lehman Brothers Holdings E-Capital LLC I (incorporated by reference to Exhibit 4.05 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

3.02

Limited Liability Company Agreement of Lehman Brothers Holdings E-Capital LLC I, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.06 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

3.03

Amendment No. 1, dated as of May 3, 2006, to Limited Liability Company Agreement of Lehman Brothers Holdings
E-Capital LLC I, dated August 19, 2005 (incorporated by reference to Exhibit 4.07 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on May 10, 2006)

3.04

Certificate of Trust of Lehman Brothers Holdings E-Capital Trust I (incorporated by reference to Exhibit 4.07 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

3.05

Declaration of Trust of Lehman Brothers Holdings E-Capital Trust I, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.08 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

4.01

LLC Guarantee Agreement, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.09 of the Registrants’Registration Statement on Form S-4, File No. 333-129195-01/-02, filed on October 21, 2005)

4.02

Trust Guarantee Agreement, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.10 of the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/-02 filed on October 21, 2005

4.03

Forms of global certificate of trust preferred security (included Exhibit 3.05 above) (incorporated by reference to Exhibit 4.11 of the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/-02, filed on October 21, 2005

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

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Date: August 14, 2007	By:	/s/ Edward S. Grieb
Regular Trustee

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Date: August 14, 2007	By: Lehman Brothers Holdings Inc., as Managing Member

	By:	/s/ Edward S. Grieb
Financial Controller

EXHIBIT INDEX

Exhibit No.	Exhibit

12.01	Computation of Ratios of Earnings to Fixed Charges

31.01	Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02	Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.01	Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002