Form 10-Q
period 2007-09-30
Lehman Brothers Holdings E-Capital LLC I; Lehman Brothers Holdings E-Capital Trust I
filed 2007-11-14
CIK 1341853, 1341854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

As of November 14, 2007, there was one Trust common security outstanding of Lehman Brothers Holdings E-Capital Trust I and one LLC common security outstanding of Lehman Brothers Holdings E-Capital LLC I and no voting securities of the Registrants were held by non-affiliates of the Registrants.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Consolidated Statement of Financial Condition

(Unaudited)

In thousands, except per share data	September 30, 2007	December 31, 2006
Assets
Cash	$3	$3
Investment in LBHI junior subordinated debt	300,001	300,001
Commercial paper	17,478	16,810
Interest receivable	2,199	2,154
Total assets	$319,681	$318,968

Liabilities and Stockholder’s Equity
Trust preferred securities (ECAPS®)	$300,000	$300,000
Interest payable	2,199	2,154
Total liabilities	302,199	302,154

Minority interest in consolidated subsidiary	17,481	16,813

Stockholder’s Equity
Trust common security
1 security authorized, issued and outstanding; $1,000 liquidation amount	1	1
Total stockholder’s equity	1	1
Total liabilities, minority interest and stockholder’s equity	$319,681	$318,968

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Consolidated Statement of Income

(Unaudited)

	Three Months		Nine months
	Ended September 30,		Ended September 30,
In thousands	2007	2006	2007	2006

Interest income	$4,984	$4,845	$14,693	$13,551
Interest expense	4,757	4,639	14,025	12,985
Minority interest expense	227	206	668	566
Total expenses	4,984	4,845	14,693	13,551
Net income	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Consolidated Statement of Cash flows

(Unaudited)

	Nine Months Ended September 30,
In thousands	2007	2006
Cash Flows From Operating Activities

Net income	$—	$—
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Accretion of interest income	(668)	(566)
Minority interest expense	668	566
Net change in:
Interest receivable	(45)	(350)
Interest payable	45	350
Net cash provided by (used in) operating activities	—	—

Cash Flows From Investing Activities
Maturity of commercial paper	—	49,559
Purchase of commercial paper	—	(49,556)
Net cash provided by (used in) investing activities	—	3

Net change in cash and cash equivalents	—	3
Cash and cash equivalents, beginning of period	3	—
Cash and cash equivalents, end of period	$3	$3
Supplemental Disclosure of Cash Flow Information (in thousands):
Interest paid totaled $13,980 and $12,636 for the nine months ended September 30, 2007 and 2006, respectively.

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

5.      Related Parties

On February 20, May 21 and August 20, 2007, the Trust received its scheduled interest payments on the LLC Preferred Securities at annual rate of 6.16% (approximately $4.72 million in the aggregate), 6.14% (approximately $4.61 million in the aggregate), and 6.14% (approximately $4.66 million in the aggregate) respectively, and paid the same amount on the Trust Preferred Securities. Additionally and on February 21, May 19, 2006 and August 21, 2006, the Trust received its scheduled interest payments on the LLC Preferred Securities at annual rates of 5.15% (approximately $3.95 million in the aggregate), 5.55% (approximately $4.02 million in the aggregate) and 5.95% (approximately $4.66 million in the aggregate) respectively, and paid the same amount on the Trust Preferred Securities.

In addition, LBHI has guaranteed certain payments as described in Note 3.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Statement of Financial Condition

(Unaudited)

In thousands, except share data	September 30, 2007	December 31, 2006
Assets
Cash	$3	$3
Investment in LBHI junior subordinated debt	300,001	300,001
Commercial paper	17,478	16,810
Interest receivable	2,199	2,154
Total assets	$319,681	$318,968

Liabilities and Member’s Capital
LLC preferred securities	$300,001	$300,001
Interest payable	2,199	2,154
Total liabilities	302,200	302,155

Member’s Capital
Contributed capital	15,790	15,790
Retained earnings	1,691	1,023
Total member’s capital	17,481	16,813
Total liabilities and member’s capital	$319,681	$318,968

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Statement of Income

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
In thousands	2007	2006	2007	2006
Interest income	$4,984	$4,845	$14,693	$13,551
Interest expense	4,757	4,639	14,025	12,985
Net income	$227	$206	$668	$566

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Statement of Cash Flows

(Unaudited)

	Nine months Ended September 30,
In thousands	2007	2006
Cash Flows From Operating Activities
Net income	$668	$566
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Accretion of interest income	(668)	(566)
Net change in:
Interest receivable	(45)	(350)
Interest payable	45	350
Net cash provided by (used in) operating activities	—	—

Cash Flows From Investing Activities
Maturity of commercial paper	—	49,559
Purchase of commercial paper	—	(49,556)
Net cash provided by (used in) investing activities	—	3

Net change in cash and cash equivalents	—	3
Cash and cash equivalents, beginning of period	3	—
Cash and cash equivalents, end of period	$3	$3
Supplemental Disclosure of Cash Flow Information (in thousands):
Interest paid totaled $13,980 and $12,636 for the nine months ended September 30, 2007 and 2006, respectively.

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

5.                 Related Parties

On February 20, May 21, 2007 and August 20, 2007, the LLC received its scheduled interest payments on the Company Debenture at annual rates of 6.16% (approximately $4.72 million in the aggregate), 6.14% (approximately $4.61 million in the aggregate) and 6.14% (approximately $4.66 million in the aggregate) respectively, and paid the same amount on the LLC Preferred Securities to the Trust. Additionally and on February 21, May 19, 2006 and August 21, 2006, the LLC received its scheduled interest payments on the Company Debenture at annual rates of 5.15% (approximately $3.95 million in the aggregate), 5.55% (approximately $4.02 million in the aggregate) and 5.95% (approximately $4.66 million in the aggregate) respectively, and paid the same amount on the LLC Preferred Securities to the Trust.

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

LBHI has irrevocably guaranteed, on a subordinated basis, the payment in full of (i) any accumulated and unpaid distributions on the trust preferred securities to the extent of funds of the Trust available therefor, (ii) the amount payable upon redemption of the trust preferred securities to the extent of funds of the Trust available therefor and (iii) the liquidation amount of the trust preferred securities to the extent of the assets of the Trust available for distribution to holders of trust preferred securities. LBHI has also irrevocably guaranteed on a subordinated basis, the payment in full of (i) any accumulated and unpaid distributions on the LLC preferred securities to the extent they become payable after giving effect to any permitted deferrals and to the extent of funds of the LLC available therefor, (ii) the amount payable upon redemption of the LLC preferred securities to the extent of funds of the LLC available therefor and (iii) the liquidation preference of the LLC preferred securities to the extent of the assets of the LLC available for distribution to holders of LLC preferred securities. LBHI will fully and unconditionally guarantee, on a subordinated basis, payments in respect of any Affiliate Debt Instruments not issued by LBHI (the “Investment

Guarantees”). These financial statements should be read in conjunction with Lehman Brothers Holdings Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended August 30, 2007.

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

Results of Operations and Changes in Cash Flow for the Nine months Ended September 30, 2007 and 2006

The Trust earned revenues of approximately $14.69 million in interest income on the Company Debenture and Eligible Debt Securities held by the LLC for the nine months ended September 30, 2007, compared to $13.55 million for the nine months ended September 30, 2006. The Trust had approximately $14.03 million in interest expense on the trust preferred securities and approximately $668,000 in minority interest expense related to the LLC common securities held by LBHI for the nine months ended September 30, 2007, compared to $12.99 million in interest expense on the trust preferred securities and approximately $566,000 in minority interest expense related to the LLC common securities held by LBHI during the nine months ended September 30, 2006. Therefore, the Trust had no net income for the nine months ended September 30, 2007 or September 30, 2006.

The LLC earned revenues of approximately $14.69 million in interest income on the Company Debenture and Eligible Debt Securities for the nine months ended September 30, 2007, compared to $13.55 million during the nine months ended September 30, 2006. The LLC had approximately $14.03 million in interest expense on the LLC preferred securities for the nine months ended September 30, 2007, compared to $12.99 million during the nine months ended September 30, 2006. Therefore, the LLC had net income of approximately $668,000 for the nine months ended September 30, 2007, and $206,000 for the nine months ended September 30, 2006, representing the return on LBHI’s investment in the LLC common securities.

The LLC receives its scheduled interest payments on the Company Debentures and pays the same amounts on the LLC preferred securities to the Trust. The holders of the 300,000 trust preferred securities are paid a required quarterly cash distribution. Those quarterly distributions were made on February 20, 2007, May 21, 2007 and August 20, 2007; and February 21, 2006, May 19, 2006 and August 21, 2006. The table below details the distribution amounts for the nine months ended September 30, 2007 and 2006.

	2007			2006
	February 20,	May 21,	August 20,	February 21,	May 19,	August 21,
Payment (Amount in thousands)	$4,719	$4,605	$4,656	$3,948	$4,024	$4,664
Annualized rate	6.16%	6.14%	6.14%	5.15%	5.55%	5.95%
Distribution per trust preferred	$15.73	$15.35	$15.52	$13.16	$13.41	$15.55

From July 1, 2007 to August 20, 2007, interest of $2.66 million was accrued on the Company Debenture at an annual rate of 6.14%.

From August 21, 2007 through September 30, 2007, additional interest of $2.10 million was accrued on the Company Debenture at an annual rate of 6.29%. From July 1, 2006 to August 21, 2006, interest of $2.53 million was accrued on the Company Debenture at an annual rate of 5.95%. From August 22, 2006 through September 30 2006, additional interest of $2.10 million was accrued on the Company Debenture at an annual rate of 6.17%. For the nine months ended September 30, 2007, approximately $668,000 of income was earned on the Eligible Debt Securities, compared to $566,000 for the Nine months ended September 30, 2006.

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

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Date: November 14, 2007	By:	/s/ Edward S. Grieb
Regular Trustee

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Date: November 14, 2007	By: Lehman Brothers Holdings Inc., as Managing Member

	By:	/s/ Edward S. Grieb
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