Form 10-Q
period 2008-03-31
Lehman Brothers Holdings E-Capital LLC I; Lehman Brothers Holdings E-Capital Trust I
filed 2008-05-15
CIK 1341853, 1341854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).  Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒ (Do not check if a smaller reporting company)   Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2008 there was one Trust common security outstanding of Lehman Brothers Holdings E-Capital Trust I and one LLC common security outstanding of Lehman Brothers Holdings E-Capital LLC I and no voting securities of the Registrants were held by non-affiliates of the Registrants.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

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

1271 Avenue of the Americas

42nd Floor

New York, New York 10020, U.S.A.

1-212-526-0858

“ECAPS” is a registered trademark of Lehman Brothers Holdings Inc.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Consolidated Statement of Financial Condition

(Unaudited)

In thousands, except per share data	March 31, 2008	December 31, 2007
Assets
Cash	$3	$9
Investment in LBHI junior subordinated debt	254,872	254,872
Commercial paper	17,886	17,700
Interest receivable	1,634	2,234
Total assets	$274,395	$274,815

Liabilities and Stockholder’s Equity
Trust preferred securities (ECAPS®)	$254,871	$254,871
Interest payable	1,634	2,240
Total liabilities	256,505	257,111

Minority interest in consolidated subsidiary	17,889	17,703

Stockholder’s Equity
Trust common security
1 security authorized, issued and outstanding; $1,000 liquidation amount	1	1
Total stockholder’s equity	1	1
Total liabilities, minority interest and stockholder’s equity	$274,395	$274,815

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Consolidated Statement of Income

(Unaudited)

	Three months
	Ended March 31,
In thousands	2008	2007

Interest income	$3,289	$4,830
Interest expense	3,103	4,611
Minority interest expense	186	219
Total expenses	3,289	4,830
Net income	$—	$—

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Consolidated Statement of Cash flows

(Unaudited)

	Three Months Ended March 31,
In thousands	2008	2007
Cash Flows From Operating Activities

Net income	$—	$—
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Accretion of interest income	(186)	(219)
Minority interest expense	186	219
Net change in:
Interest receivable	600	107
Interest payable	(606)	(107)
Net cash provided by (used in) operating activities	(6)	—

Cash Flows From Investing Activities
Maturity of commercial paper	17,862	—
Purchase of commercial paper	(17,862)	—
Net cash provided by (used in) investing activities	—	—

Net change in cash and cash equivalents	(6)	—
Cash and cash equivalents, beginning of period	9	3
Cash and cash equivalents, end of period	$3	$3
Supplemental Disclosure of Cash Flow Information (in thousands):
Interest paid totaled $3,703 and $4,718 for the three months ended March 31, 2008 and 2007, respectively.

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

LBHI has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds available therefore.

Generally, holders of the Trust Preferred Securities do not have any voting rights.

4.              Concentration of Credit Risk

The credit risk of the Trust principally relates to LBHI as issuer of the Company Debenture, and the possibility of LBHI’s non-performance in fulfilling its contractual obligations pursuant to this transaction.

5.              Related Parties

On February 20, 2008 and February 20, 2007, the Trust received its scheduled interest payments on the LLC Preferred Securities at annual rate of 3.85% (approximately $3.70 million in the aggregate) and 6.16% (approximately $4.72 million in the aggregate), respectively, and paid the same amount on the Trust Preferred Securities.

In addition, LBHI has guaranteed certain payments as described in Note 3.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Statement of Financial Condition

(Unaudited)

In thousands, except share data	March 31, 2008	December 31, 2007
Assets
Cash	$3	$9
Investment in LBHI junior subordinated debt	254,872	254,872
Commercial paper	17,886	17,700
Interest receivable	1,634	2,234
Total assets	$274,395	$274,815

Liabilities and Member’s Capital
LLC preferred securities	$254,872	$254,872
Interest payable	1,634	2,240
Total liabilities	256,506	257,112

Member’s Capital
Contributed capital	15,790	15,790
Retained earnings	2,099	1,913
Total member’s capital	17,889	17,703
Total liabilities and member’s capital	$274,395	$274,815

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Statement of Income

(Unaudited)

	Three Months Ended March 31,
In thousands	2008	2007
Interest income	$3,289	$4,830
Interest expense	3,103	4,611
Net income	$186	$219

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Statement of Cash Flows

(Unaudited)

	Three months Ended March 31,
In thousands	2008	2007
Cash Flows From Operating Activities
Net income	$186	$219
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Accretion of interest income	(186)	(219)
Net change in:
Interest receivable	600	107
Interest payable	(606)	(107)
Net cash provided by (used in) operating activities	(6)	—

Cash Flows From Investing Activities
Maturity of commercial paper	17,862	—
Purchase of commercial paper	(17,862)	—
Net cash provided by (used in) investing activities	—	—

Net change in cash and cash equivalents	(6)	—
Cash and cash equivalents, beginning of period	9	3
Cash and cash equivalents, end of period	$3	$3
Supplemental Disclosure of Cash Flow Information (in thousands):
Interest paid totaled $3,703 and $4,719 for the three months ended March 31, 2008 and 2007, respectively.

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

LBHI has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the LLC Preferred Securities to the extent that the LLC has funds available therefore.

4.                                      Concentrations of Credit Risk

The credit risk of the LLC principally relates to LBHI as issuer of the Company Debenture and the possibility of LBHI’s non-performance in fulfilling its contractual obligations pursuant to this transaction.

5.                                      Related Parties

On February 20, 2008 and February 20, 2007, the Trust received its scheduled interest payments on the LLC Preferred Securities at annual rate of 3.85% (approximately $3.70 million in the aggregate) and 6.16% (approximately $4.72 million in the aggregate), respectively, and paid the same amount on the Trust Preferred Securities.

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

LBHI has irrevocably guaranteed, on a subordinated basis, the payment in full of (i) any accumulated and unpaid distributions on the trust preferred securities to the extent of funds of the Trust available therefore, (ii) the amount payable upon redemption of the trust preferred securities to the extent of funds of the Trust available therefore and (iii) the liquidation amount of the trust preferred securities to the extent of the assets of the Trust available for distribution to holders of trust preferred securities. LBHI has also irrevocably guaranteed on a subordinated basis, the payment in full of (i) any accumulated and unpaid distributions on the LLC preferred securities to the extent they become payable after giving effect to any permitted deferrals and to the extent of funds of the LLC available therefore, (ii) the amount payable upon redemption of the LLC preferred securities to the extent of funds of the LLC available therefore and (iii) the liquidation preference of the LLC preferred securities to the extent of the assets of the LLC available for distribution to holders of LLC preferred securities. LBHI will fully and unconditionally guarantee, on a subordinated basis, payments in respect of any Affiliate Debt Instruments not issued by LBHI (the “Investment Guarantees”). These financial statements should be read in conjunction with Lehman Brothers Holdings Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2008.

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

Results of Operations and Changes in Cash Flow for the Three months Ended March 31, 2008 and 2007

The Trust earned revenues of approximately $3.29 million in interest income on the Company Debenture and Eligible Debt Securities held by the LLC for the three months ended March 31, 2008, compared to $4.83 million for the three months ended March 31, 2007. The Trust had approximately $3.10 million in interest expense on the trust preferred securities and approximately $186,000 in minority interest expense related to the LLC common securities held by LBHI for the three months ended March 31, 2008, compared to $4.61 million in interest expense on the trust preferred securities and approximately $219,000 in minority interest expense related to the LLC common securities held by LBHI during the three months ended March 31, 2007. Therefore, the Trust had no net income for the three months ended March 31, 2008 or March 31, 2007.

The LLC earned revenues of approximately $3.29 million in interest income on the Company Debenture and Eligible Debt Securities for the three months ended March 31, 2008, compared to $4.83 million during the three months ended March 31, 2007. The LLC had approximately $3.10 million in interest expense on the LLC preferred securities for the three months ended March 31, 2008, compared to $4.61 million during the three months ended March 31, 2007. Therefore, the LLC had net income of approximately $186,000 for the three months ended March 31, 2008, and $219,000 for the three months ended March 31, 2007, representing the return on LBHI’s investment in the LLC common securities.

On February 20, 2008 and February 20, 2007, the LLC received its scheduled interest payments on the Company Debenture at annual rates of 5.69% (approximately $3.70 million in the aggregate) and 6.16% (approximately $4.72 million in the aggregate), respectively, and paid the same amounts on the LLC preferred securities of the Trust.  The holders of the 254,871 trust preferred securities were paid the required quarterly cash distribution at those rates (or $14.53 and $15.73 per trust preferred security on February 20, 2008 and February 20, 2007, respectively).  From February 21, 2008 to March 31, 2008, additional interest of $1.09 million was accrued on the Company Debenture at an annual rate of 3.85%.  For the quarter ended March 31, 2008, approximately $186,000 of income was earned on the Eligible Debt Securities, compared to $219,000 for the quarter ended March 31, 2007.

Liquidity and Capital Resources

The ability of the Trust to pay distributions on the trust preferred securities is entirely dependent on its receipt of corresponding distributions with respect to the LLC preferred securities. The ability of the LLC to pay distributions on the LLC preferred securities is, in turn, dependent on its receipt of payments with respect to the Company Debenture and the Eligible Debt Securities held by the LLC. LBHI has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the trust preferred securities to the extent that the Trust has funds available therefore. Accordingly, an evaluation of LBHI’s financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the trust preferred securities, and you should read the information about LBHI, including financial statements and other financial information, contained or incorporated by reference in the annual, quarterly and current reports LBHI files with the SEC, which are incorporated herein by reference. See “Available Information” above.

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

*                             Filed/furnished herewith

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Date: May 15, 2008	By:	/s/ Martin B. Kelly
Regular Trustee

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

By: Lehman Brothers Holdings Inc., as Managing Member

Date: May 15, 2008	By:	/s/ Martin B. Kelly
Global Financial Controller

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

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