Form 10-K/A
period 2007-12-31
Lehman Brothers Holdings E-Capital LLC I; Lehman Brothers Holdings E-Capital Trust I
filed 2008-08-07
CIK 1341853, 1341854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
New York, New York 1009
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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filers ☐	Accelerated filers ☐	Non-accelerated filers ☒	Smaller reporting companies ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 29, 2008, there was one Trust common security outstanding of Lehman Brothers Holdings E-Capital Trust I and one LLC common security outstanding of Lehman Brothers Holdings E-Capital LLC I and no voting securities of the Registrants were held by non-affiliates of the Registrants.

DOCUMENTS INCORPORATED BY REFERENCE: The Prospectus dated May 16, 2006 (the “Prospectus”), filed on May 16, 2006, pursuant to Rule 424(b), under Registration Statement on Form S-4 (No. 333-129195) filed by the Registrants and Lehman Brothers Holdings Inc., is incorporated by reference in Part II. A portion of Lehman Brothers Holdings Inc.’s Definitive Proxy Statement, for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated by reference in Part III.

Explanatory Note

                Lehman Brothers Holdings E-Capital Trust I (the “Trust”) and Lehman Brothers Holdings E-Capital LLC I (the “LLC”) (together, the “Registrants,” “we,” “us” or “our”) are filing this Amendment No. 1 to Form 10-K solely to correct an inadvertent omission in Item 9A in the Registrants’ Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 31, 2008 (the “Original Filing”) and in the Principal Executive Officer and Principal Financial Officer certifications set forth in Exhibits 31.01 and 31.02 thereto.

                Except for the matters disclosed in Item 9A and Exhibits 31.01 and 31.02, this Amendment No. 1 to Form 10-K does not modify, amend or update in any way any other item or disclosure in the Original Filing. The Original Filing continues to speak as of its date, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART II

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of the Trust and the LLC, with the participation of the persons who function as the equivalent of the principal executive officer and principal financial officer of the Trust and the LLC, evaluated the disclosure controls and procedures of the Trust and the LLC as of the end of the fiscal year covered by this Report.

Based on that evaluation, the persons who function as the equivalent of the principal executive officer and principal financial officer of the Trust and the LLC have concluded that, as of the end of the fiscal year covered by this Report, the disclosure controls and procedures of the Trust and the LLC are effective to ensure that information required to be disclosed by the Trust and the LLC in the reports filed or submitted by them under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Trust and the LLC in such reports is accumulated and communicated to their management, including the persons who function as the equivalent of the principal executive officer and principal financial officer of the Trust and the LLC, as appropriate to allow timely decisions regarding required disclosure.

Management’s Assessment of Internal Control over Financial Reporting

The management of the Trust and the LLC, with the participation of the persons who function as the equivalent of the principal executive officer and the principal financial officer of the Trust and the LLC, are responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s and the LLC’s internal control systems are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Trust and the LLC, with the participation of the persons who function as the equivalent of the principal executive officer and the principal financial officer of the Trust and the LLC, assessed the effectiveness of the Trust’s and the LLC’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Trust’s and the LLC’s internal control over financial reporting are effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this assessment.

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting of the Trust and the LLC that occurred during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS

                (a) The exhibits filed as part of this annual report on Form 10-K/A are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

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

12.01*	Computation of Ratios of Earnings to Fixed Charges
23.01*	Consent of Ernst & Young LLP
31.01**	Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
31.02**	Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

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

99.01*	Excerpt from Lehman Brothers Holdings Inc. Annual Report on Form 10-K for the fiscal year ended November 30, 2007

*            Previously filed/furnished.

**          Filed/furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Date: August 7, 2008	By:	/s/ Paolo R. Tonucci
Regular Trustee

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Date: August 7, 2008	By:	Lehman Brothers Holdings Inc., as Managing Member

	By:	/s/ Martin B. Kelly
Global Financial Controller

EXHIBIT INDEX

Exhibit No.	Exhibit
31.01	Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02	Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)