Form 10-Q/A
period 2008-03-31
Lehman Brothers Holdings E-Capital LLC I; Lehman Brothers Holdings E-Capital Trust I
filed 2008-08-07
CIK 1341853, 1341854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Amendment No. 1 to the Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2008

EXPLANATORY NOTE

Lehman Brothers Holdings E-Capital Trust I (the “Trust”) and Lehman Brothers Holdings E-Capital LLC I (the “LLC”) (together, the “Registrants,” “we,” “us” or “our”) are filing this Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2008, which was originally filed with the Securities and Exchange Commission on May 15, 2008 (the “Original Filing”), solely to correct an inadvertent omission in the Principal Executive Officer and Principal Financial Officer certifications set forth in Exhibits 31.01 and 31.02 thereto.  Except for this correction, this Amendment No. 1 to Form 10-Q does not modify, amend or update in any way any other item or disclosure in the Original Filing. The Original Filing continues to speak as of its date, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

*	Previously filed/furnished
**	Filed/furnished herewith

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