Form 10-Q
period 2008-06-30
Lehman Brothers Holdings E-Capital LLC I; Lehman Brothers Holdings E-Capital Trust I
filed 2008-08-14
CIK 1341853, 1341854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file numbers 333-129195-01 and 333-129195-02

Lehman Brothers Holdings E-Capital Trust I

Lehman Brothers Holdings E-Capital LLC I

(Exact Name of Registrant as
Specified in its Charter)

Delaware	20-3646452
Delaware	20-3646427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

745 Seventh Avenue

New York, New York 10019

(Address of principal executive offices)  (Zip Code)

(212) 526-7000

(Registrants’ telephone number, including area code)

THE REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE PERMITTED THEREBY.

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filers  ☐   Accelerated filers  ☐   Non-accelerated filers  ☒   Smaller reporting companies  ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of July 30, 2008, there was one Trust common security outstanding of Lehman Brothers Holdings E-Capital Trust I and one LLC common security outstanding of Lehman Brothers Holdings E-Capital LLC I and no voting securities of the Registrants were held by non-affiliates of the Registrants.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

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

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Consolidated Statement of Financial Condition

(Unaudited)

In thousands, except per share data	June 30, 2008	December 31, 2007
Assets
Cash	$3	$9
Investment in LBHI junior subordinated debt	254,872	254,872
Commercial paper	17,992	17,700
Interest receivable	1,557	2,234
Total assets	$274,424	$274,815

Liabilities and Stockholder’s Equity
Trust preferred securities (ECAPS®)	$254,871	$254,871
Interest payable	1,557	2,240
Total liabilities	256,428	257,111

Minority interest in consolidated subsidiary	17,995	17,703

Stockholder’s Equity
Trust common security
1 security authorized, issued and outstanding; $1,000 liquidation amount	1	1
Total stockholder’s equity	1	1
Total liabilities, minority interest and stockholder’s equity	$274,424	$274,815

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Consolidated Statement of Income

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
In thousands	2008	2007	2008	2007

Interest income	$2,482	$4,841	$5,771	$9,670
Interest expense	2,376	4,656	5,479	9,268
Minority interest expense	106	185	292	402
Total expenses	2,482	4,841	5,771	9,670
Net income	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Consolidated Statement of Cash flows

(Unaudited)

	Six Months Ended June 30,
In thousands	2008	2007
Cash Flows From Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of interest income	(292)	(402)
Minority interest expense	292	402
Net change in:
Interest receivable	677	56
Interest payable	(683)	(56)
Net cash provided by (used in) operating activities	(6)	—

Cash Flows From Investing Activities
Maturity of commercial paper	—	17,193
Purchase of commercial paper	—	(17,193)
Net cash provided by (used in) investing activities	—	—

Net change in cash and cash equivalents	(6)	—
Cash and cash equivalents, beginning of period	9	3
Cash and cash equivalents, end of period	$3	$3

Supplemental Disclosure of Cash Flow Information (in thousands):
Interest paid totaled $6,156 and $9,324 for the six months ended June 30, 2008 and 2007, respectively.

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

These consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to the quarterly report on Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  These Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto of the Trust and Financial Statements and the notes thereto of the LLC included in the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The LLC Preferred Securities are redeemable for cash, at the option of LBHI as the managing member of the LLC, in whole or in part, from time to time after August 19, 2010, at an amount per LLC Preferred Security equal to the $1,000 liquidation preference plus accumulated and unpaid distributions on a compounded basis (the “Redemption Price”). Upon any redemption of the LLC Preferred Securities, the Trust Preferred Securities and Trust Common Securities will be redeemed on a pro rata basis and the Trust Preferred Securities will be redeemed at a corresponding Redemption Price. Neither the LLC Preferred Securities nor the Trust Preferred Securities are redeemable by the holders thereof at any time.

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

5.             Related Parties

On February 20 and May 19, 2008, the Trust received its scheduled interest payments on the LLC Preferred Securities at annual rate of 5.69% (approximately $3.70 million in the aggregate) and 3.85% (approximately $2.45 million in the aggregate), respectively, and paid the same amount on the Trust Preferred Securities. Additionally and on February 20 and May 21, 2007, the Trust received its scheduled interest payments on the LLC Preferred Securities at annual rates of 6.16% (approximately $4.72 million in the aggregate) and 6.14% (approximately $4.61 million in the aggregate), respectively, and paid the same amount on the Trust Preferred Securities.

In addition, LBHI has guaranteed certain payments as described in Note 3. These financial statements should be read in conjunction with LBHI’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2008.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Statement of Financial Condition

(Unaudited)

In thousands, except share data	June 30, 2008	December 31, 2007
Assets
Cash	$3	$9
Investment in LBHI junior subordinated debt	254,872	254,872
Commercial paper	17,992	17,700
Interest receivable	1,557	2,234
Total assets	$274,424	$274,815

Liabilities and Member’s Capital
LLC preferred securities	$254,872	$254,872
Interest payable	1,557	2,240
Total liabilities	256,429	257,112

Member’s Capital
Contributed capital	15,790	15,790
Retained earnings	2,205	1,913
Total member’s capital	17,995	17,703
Total liabilities and member’s capital	$274,424	$274,815

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Statement of Income

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
In thousands	2008	2007	2008	2007
Interest income	$2,482	$4,841	$5,771	$9,670
Interest expense	2,376	4,656	5,479	9,268
Net income	$106	$185	$292	$402

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
In thousands	2008	2007
Cash Flows From Operating Activities
Net income	$292	$402
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of interest income	(292)	(402)
Net change in:
Interest receivable	677	56
Interest payable	(683)	(56)
Net cash provided by (used in) operating activities	(6)	—

Cash Flows From Investing Activities
Maturity of commercial paper	—	17,193
Purchase of commercial paper	—	(17,193)
Net cash provided by (used in) investing activities	—	—

Net change in cash and cash equivalents	(6)	—
Cash and cash equivalents, beginning of period	9	3
Cash and cash equivalents, end of period	$3	$3

Supplemental Disclosure of Cash Flow Information (in thousands):
Interest paid totaled $6,156 and $9,324 for the quarters ended June 30, 2008 and 2007, respectively.

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

These financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to the quarterly report on Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto of the Trust and the Financial Statements and the notes thereto of the LLC included in the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

3.                                      LLC Preferred Securities

The LLC issued $300 million of LLC Preferred Securities, which were purchased by the Trust. Contemporaneous with the issuance of the LLC Preferred Securities, the LLC also issued LLC Common Securities with an aggregate liquidation preference of $15.8 million, representing 5% of the total initial capital of the LLC. The LLC used the proceeds from the issuance of the LLC Preferred and Common Securities to purchase a Lehman Brothers Holdings Inc. (“LBHI”) floating rate subordinated debenture due 2035 (the “Company Debenture”) in a principal amount of $300,001,000 and Eligible

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Notes to the Financial Statements

(Unaudited)

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

5.                                      Related Parties

On February 20, and May 19, 2008, the LLC received its scheduled interest payments on the Company Debenture at annual rates of 5.69% (approximately $3.70 million in the aggregate) and 3.85% (approximately $2.45 million in the aggregate), respectively, and paid the same amount on the LLC Preferred Securities to the Trust. Additionally and on February 20 and May 21, 2007, the LLC received its scheduled interest payments on the Company Debenture at annual rates of 6.16% (approximately $4.72 million in the aggregate) and 6.14% (approximately $4.61 million in the aggregate), respectively, and paid the same amount on the LLC Preferred Securities to the Trust.

In addition, LBHI has guaranteed certain payments as described in Note 3. These financial statements should be read in conjunction with LBHI’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2008.

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

LBHI has irrevocably guaranteed, on a subordinated basis, the payment in full of (i) any accumulated and unpaid distributions on the trust preferred securities to the extent of funds of the Trust available therefore, (ii) the amount payable upon redemption of the trust preferred securities to the extent of funds of the Trust available therefore and (iii) the liquidation amount of the trust preferred securities to the extent of the assets of the Trust available for distribution to holders of trust preferred securities. LBHI has also irrevocably guaranteed on a subordinated basis, the payment in full of (i) any accumulated and unpaid distributions on the LLC preferred securities to the extent they become payable after giving effect to any permitted deferrals and to the extent of funds of the LLC available therefore, (ii) the amount payable upon redemption of the LLC preferred securities to the extent of funds of the LLC available therefore and (iii) the liquidation preference of the LLC preferred securities to the extent of the assets of the LLC available for distribution to holders of LLC preferred securities. LBHI will fully and unconditionally guarantee, on a subordinated basis, payments in respect of any Affiliate Debt Instruments not issued by LBHI (the “Investment Guarantees”). These financial statements should be read in conjunction with Lehman Brothers Holdings Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2008.

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

Results of Operations and Changes in Cash Flow for the Six Months Ended June 30, 2008 and 2007

The Trust earned revenues of approximately $5.77 million in interest income on the Company Debenture and Eligible Debt Securities held by the LLC for the six months ended June 30, 2008, compared to $9.67 million for the six months ended June 30, 2007. The Trust had approximately $5.48 million in interest expense on the trust preferred securities and approximately $292,000 in minority interest expense related to the LLC common securities held by LBHI for the six months ended June 30, 2008, compared to $9.27 million in interest expense on the trust preferred securities and approximately $402,000 in minority interest expense related to the LLC common securities held by LBHI during the six months ended June 30, 2007. Therefore, the Trust had no net income for the six months ended June 30, 2008 or June 30, 2007.

The LLC earned revenues of approximately $5.77 million in interest income on the Company Debenture and Eligible Debt Securities for the six months ended June 30, 2008, compared to $9.67 million during the six months ended June 30, 2007. The LLC had approximately $5.48 million in interest expense on the LLC preferred securities for the six months ended June 30, 2008, compared to $9.27 million during the six months ended June 30, 2007. Therefore, the LLC had net income of approximately $292,000 for the six months ended June 30, 2008, and $402,000 for the six months ended June 30, 2007, representing the return on LBHI’s investment in the LLC common securities.

The LLC receives its scheduled interest payments on the Company Debentures and pays the same amounts on the LLC preferred securities to the Trust.  On October 22, 2007 and November 6, 2007, the Trust purchased 9,929 and 35,200 trust preferred securities, respectively, from holders.  The holders of the 254,871 trust preferred securities are paid a required quarterly cash distribution. Those quarterly distributions were made on February 20, 2008 and May 19, 2008; and February 20, 2007 and May 21, 2007. The table below details the distribution amounts for the six months ended June 30, 2008 and 2007.

	2008		2007
	February 20,	May 19,	February 20,	May 21,
Payment (Amount in thousands)	$3,703	$2,453	$4,719	$4,605
Annualized rate	5.69%	3.85%	6.16%	6.14%
Distribution per trust preferred	$14.53	$9.62	$15.73	$15.35

From May 19, 2008 to June 30, 2008, interest of $1.04 million was accrued on the Company Debenture at an annual rate of 3.5%. From May 21, 2007 through June 30, 2007, additional interest of $2.10 million was accrued on the Company Debenture at an annual rate of 6.14%. For the six months ended June 30, 2008, approximately $292,000 of income was earned on the Eligible Debt Securities, compared to $402,000 for the six months ended June 30, 2007.

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

12.01	*	Computation of Ratios of Earnings to Fixed Charges

31.01	*	Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02	*	Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.01	*

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

32.02	*

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

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Date: August 14, 2008	By:	/s/ Martin B. Kelly
Regular Trustee

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Date: August 14, 2008	By:	Lehman Brothers Holdings Inc., as Managing Member

	By:	/s/ Martin B. Kelly
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