Form 10-K/A
period 2007-12-31
Lehman Brothers Holdings E-Capital LLC I; Lehman Brothers Holdings E-Capital Trust I
filed 2008-09-19
CIK 1341853, 1341854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

Lehman Brothers Holdings E-Capital Trust I (the “Trust”) and Lehman Brothers Holdings E-Capital LLC I (the “LLC”) (together, the “Registrants,” “we,” “us” or “our”) are filing this Amendment No. 2 to Form 10-K solely to amend Part II, Item 9A(T) of the Registrants’ Form 10-K for the fiscal year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission on March 31, 2008 and amended by Amendment No.1 on August 7, 2008 (as so amended, the “Original Filing”).

Except as set forth above, this Amendment No. 2 to Form 10-K does not modify, amend or update in any way any other item or disclosure in the Original Filing. The Original Filing continues to speak as of its date, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

Based on that evaluation and solely because of our failure to file the required management’s assessment of internal control over financial reporting in our Annual Report on Form 10-K when it was filed on March 31, 2008, the persons who function as the equivalent of the principal executive officer and principal financial officer of the Trust and the LLC have concluded that, as of the end of the fiscal year covered by this Report, the disclosure controls and procedures of the Trust and the LLC were not effective to ensure that information required to be disclosed by the Trust and the LLC in the reports filed or submitted by them under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Trust and the LLC in such reports is accumulated and communicated to their management, including the persons who function as the equivalent of the principal executive officer and principal financial officer of the Trust and the LLC, as appropriate to allow timely decisions regarding required disclosure. We remedied this failure by amending our Annual Report on Form 10-K to provide the required assessment.

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

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Date: September 19, 2008	By:	/s/ Paolo R. Tonucci
Regular Trustee

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Date: September 19, 2008	By:	Lehman Brothers Holdings Inc., as Managing Member

	By:	/s/ Martin B. Kelly
Global Financial Controller

EXHIBIT INDEX

Exhibit No.	Exhibit
31.01	Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02	Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)